Form 10-K/A
period 1999-12-31
CITY CAPITAL HOME LOAN TRUST MORT PAS THRU CERT SRS 1999-1 T
filed 2001-05-01
CIK 1087006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-67329-03

City Capital Home Loan Trust
Mortgage Pass-Through Certificates, Series 1999-1 Trust
(Exact name of registrant as specified in its charter)



New York                         54-1887915
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of City Capital Home Loan Trust Mortgage Pass-Through Certificates, Series 1999-1 Trust established pursuant to the Indenture among City Capital Home Loan Trust 1999-1 as Issuer, and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee, Note Administrator, and Custodian, pursuant to which City Capital Home Loan Trust Mortgage Pass-Through Certificates, Series 1999-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)  City Mtg Services <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)  City Mtg Services <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   City Mtg Services <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


            (b) On October 8, 1999, November 8, 1999, and December 7, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

City Capital Home Loan Trust
Mortgage Pass-Through Certificates, Series 1999-1 Trust

Signed:   Wilmington Trust Company as Owner Trustee

By:   Robert P. Hines, Jr. Officer
By:  /s/  Robert P. Hines, Jr. Officer

Dated:  April 12, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.


                     a)  City Mtg Services <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)  City Mtg Services <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)  City Mtg Services <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.




           EX-99.1 (a)
    Annual Independant Accountant's Servicing Report

(LOGO) ERNST & YOUNG

 Ernst & Young LLP
 900 United Center
 500 Virqinia Street East 25301
 P.O. Box 2906
 Charleston, West Virginia 25330

 Phone: 304 343-8971
 Fax:   304-357-5994
 www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Audit Committee and Management
City National Bank of West Virginia


We have examined management's assertion, included in the accompanying report titled Report of Management, that City Mortgage Services (CMS) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 1999. Management is responsible for CMS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about CMS's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMS's compliance with specified requirements. In our opinion, management's assertion, that CMS complied with the aforementioned requirements during the year ended December 31, 1999, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, the Department of Housing and Urban Development, the Federal National Mortgage Association and CMS's private investors and is not intended to be and should not be used by anyone other than these specified parties.

March 1, 2000

Ernst & Young LLP






   EX-99.2 (a)
 Report of Management

(LOGO) City Mortgage Services





Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers



Report of Management



We, as members of management of City Mortgage Services (CMS), a division of City National Bank of West Virginia, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of CMS's compliance with the minimum servicing standards as set forth in the USAP as of December 31. 1999 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 1999, CMS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, CMS had in effect a fidelity bond and errors and omissions policy in the amount of $10 million and $5 million, respectively.




David J. Vida Jr.
President

A.Lawrence Crimmins Jr.
Executive Vice President - CFO

March 1, 2000






          575 Anton Boulevard  State 1050  Costa Mesa, CA 92626
  telephone: (714) 540-7800  facsimile: Corporate (714) 540-5145
  Loan Administration (714) 540-5129 Wholesale Division Toll Free (888)550-CITY




   EX-99.3 (a)
 Annual Statement of Compliance

(LOGO) City Mortgage Services

Ms. Shelley Lauffer
Senior Trust Administrator
Corporate Trust Services
Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562

RE: City Capital Home Loan Trust 1999-1

Dear Ms. Lauffer:

The undersigned Officer certifies the following for the 1999 fiscal year:


(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance under the terms of the Servicing Agreement with respect to such loans has been made under the supervision of the Officer who signed such Officer's Certificate; and

(ii) to the best of such Officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by:
A. Lawrence Crimmins, Jr.

Executive Vice President/CFO
Title

March 30, 2000
Date


City Mortgage Services * A Division of City National Bank 25 Gatewater Road, Cross Lanes, West Virginia 25313 P.O. Box 7520, Charleston, West Virginia 25356-7520 telephone (304) 776-8800 facsimile (304) 776-8820